Form 10-K/A
period 2003-03-31
HONDA AUTO RECEIVABLES 2002-4 OWNER TRUST
filed 2003-10-03
CIK 1206252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

                       Commission file number 333-71022-03


                    HONDA AUTO RECEIVABLES 2002-4 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                =========================================================================
                                  DELAWARE                           02-0648284
                =========================================================================
                       (State or other jurisdiction of             (I.R.S Employer
                               incorporation)                   Identification No.)
                =========================================================================
==============================================================================================================
                                700 VAN NESS AVENUE
                                    TORRANCE, CA                                              90501
==============================================================================================================
                      (Address of principal executive offices)                             (Zip Code)
==============================================================================================================

                    Registrant's telephone number, including area code: (310) 781-6131

                        Securities registered pursuant to Section 12(b) of the Act:

                ==========================================================================
                          Title of each class                 Name of each exchange
                                                               on which registered
                ==========================================================================
                                 NONE                                 NONE
                ==========================================================================

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I


Item 1. Business


   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2002-4 Owner Trust as of March 31, 2003 :


1. Delinquent Contracts:

                                                                   CONTRACTS                  AMOUNT ($000'S)
                                                                   ---------                  ---------------
         a. 31 - 60 Days Delinquent                                      882                           12,711
         b. 61 - 90 Days Delinquent                                      104                            1,430
         c. 91 Days or More Delinquent                                    17                              269

2. Delinquent Ratio:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
         a. Delinquent Balance                                                                         14,410
         b. Total Pool Balance                                                                        906,819
         c. Delinquency Ratio                                                                           1.59%

3. Aggregate Net Losses:

                                                                                              AMOUNT ($000'S)
                                                                                              ---------------
         a. Cumulative Net Losses                                                                         532
         b. Original Portfolio                                                                      1,058,488
         c. Aggregate Loss Ratio                                                                        0.05%

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

     N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management

     N/A

Item 13. Certain Relationships and Related Transactions

     N/A


PART IV


Item 14. Exhibits, Annual Account's Report, and Reports on Form 8-K.

(a) Exhibits


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.


(b) Reports


FORM 8K               REPORTS                                              DATE
                      -------                                              ----
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



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  CERTIFICATION


I, John I. Weisickle, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Honda Auto Receivables 2002-4 Owner Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: September 30, 2003




/s/ John I. Weisickle
-----------------------
John I. Weisickle
Vice President, Assistant Secretary of
American Honda Finance Corporation as Servicer

EXHIBIT INDEX


EXHIBIT NUMBER                   DESCRIPTION                                            METHOD OF FILING
--------------                   -----------                                            ----------------
99(a)                            Independent Accountants' Report                        Filed herewith.

99(b)                            Annual Compliance Certificate                          Filed herewith.

99(c)                            Annual Statement                                       Filed herewith.